Form 10-Q
period 1999-06-30
MAKER COMMUNICATIONS INC
filed 1999-08-12
CIK 1050132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                    FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended   JUNE 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______ to ______


                         Commission file number 0-25987
             -------------------------------------------------------

                           MAKER COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)




                  DELAWARE                                 04-3276285
         (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                     Identification No.)

                              73 MOUNT WAYTE AVENUE
                              FRAMINGHAM, MA 01702
                    (Address of Principal Executive Offices)

                                 (508) 628-0622
              (Registrant's Telephone Number, Including Area Code)
              -----------------------------------------------------



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                  YES ____X____                      NO  ________


As of JULY 31, 1999, there were 18,394,833 shares of $0.01 par value common stock outstanding.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           MAKER COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                      INDEX
                                -----------------


                                                                                           PAGE
                                     PART I
                              FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS.

                  Condensed Consolidated Balance Sheets as of June 30, 1999                  2
                  and December 31, 1998

                  Condensed Consolidated Statements of Operations for the Three              3
                  and Six Months ended June 30, 1999 and June 30, 1998

                  Condensed Consolidated Statements of Cash Flows for the Six                4
                  Months ended June 30, 1999 and June 30, 1998

                  Notes to Condensed Consolidated Financial Statements                       5

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                              7
              CONDITION AND RESULTS OF OPERATIONS.

   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.                    19


                                     PART II
                                OTHER INFORMATION

   ITEM 1.    LEGAL PROCEEDINGS.                                                            20

   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.                                    20

   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.                                              21

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                          21

   ITEM 5.    OTHER INFORMATION.                                                            21

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                             21

              SIGNATURE PAGE                                                                22

                                                  PART I
                                          FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                           MAKER COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                                      JUNE 30,             DECEMBER 31,
                                                                        1999                   1998
                                                                  ------------------    -------------------

ASSETS
Current assets:
    Cash and cash equivalents                                        $       35,046      $          13,615
    Marketable securities                                                    13,658                     --
    Accounts receivable, net of reserve of
        $90 in 1999 and 1998                                                  1,645                    932
    Inventory                                                                   621                    296
    Prepaid expenses and other current assets                                   579                    106
                                                                  ------------------    -------------------
                                                                  ------------------    -------------------
        Total current assets                                                 51,549                 14,949

Marketable securities, non-current                                            7,503                     --
Property and equipment, net                                                   1,486                    952
Other assets                                                                     56                     56
                                                                  ------------------    -------------------

        Total assets                                                 $       60,594      $          15,957
                                                                  ------------------    -------------------
                                                                  ------------------    -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of note payable to a bank                        $           --      $             308
    Accounts payable                                                          1,080                    412
    Accrued expenses                                                          2,169                  1,820
    Deferred revenue                                                            625                    181
                                                                  ------------------    -------------------
        Total current liabilities                                             3,874                  2,721

Note payable to a bank, less current portion                                     --                    642
Convertible note payable                                                         --                    500
Redeemable preferred stock, at redemption value                                  --                 23,440

Stockholders' equity (deficit)
    Junior convertible preferred stock, $.01 par value
        Authorized - none and 3,154,000 shares
            in 1999 and 1998, respectively
        Issued and outstanding - none and 3,154,000
            shares in 1999 and 1998, respectively                                --                     32
    Common stock, $.01 par value -
        Authorized - 100,000,000 and 17,174,670
            shares in 1999 and 1998, respectively
        Issued and outstanding - 18,394,733 and
            5,882,490 shares in 1999 and 1998, respectively                     184                     59
    Additional paid-in capital                                               67,553                     68
    Accumulated deficit                                                     (11,017)               (11,505)
                                                                  ------------------    -------------------
        Total stockholders' equity (deficit)                                 56,720                (11,346)
                                                                  ------------------    -------------------

        Total liabilities and stockholders' equity (deficit)               $ 60,594               $ 15,957
                                                                  ------------------    -------------------
                                                                  ------------------    -------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           MAKER COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                        June 30,                               JUNE 30,
                                             -------------------------------        -------------------------------

                                                 1999             1998                  1999             1998
                                             --------------   --------------        --------------   --------------

Revenues:
    Product                                   $      3,061     $      1,463          $      5,784     $      2,221
    Software and maintenance                           529              212                   967              473
                                             --------------   --------------        --------------   --------------
        Total revenues                               3,590            1,675                 6,751            2,694

Cost of revenues                                     1,169              845                 2,211            1,331
                                             --------------   --------------        --------------   --------------

Gross profit                                         2,421              830                 4,540            1,363

Operating expenses:
    Research and development                         1,368              976                 2,709            1,870
    Selling and marketing                              653              548                 1,168              991
    General and administrative                         345              330                   739              671
    Litigation                                          --              232                    --              403
                                             --------------   --------------        --------------   --------------
        Total operating expenses                     2,366            2,086                 4,616            3,935
                                             --------------   --------------        --------------   --------------

Income (loss) from operations                           55           (1,256)                  (76)          (2,572)

Interest income                                        490              138                   651              271
Other expenses, net                                    (25)             (15)                  (67)             (25)
                                             --------------   --------------        --------------   --------------

Income (loss) before income taxes                      520           (1,133)                  508           (2,326)
Provision for income taxes                              20               --                    20               --
                                             --------------   --------------        --------------   --------------

Net income (loss)                             $        500     $     (1,133)         $        488     $     (2,326)
                                             --------------   --------------        --------------   --------------
                                             --------------   --------------        --------------   --------------

Net income (loss) per share:
        Basic                                 $       0.04     $      (0.21)         $       0.05     $      (0.43)
                                             --------------   --------------        --------------   --------------
                                             --------------   --------------        --------------   --------------
        Diluted                               $       0.03     $      (0.21)         $       0.03     $      (0.43)
                                             --------------   --------------        --------------   --------------
                                             --------------   --------------        --------------   --------------

Weighted average common
  shares outstanding:
        Basic                                       13,041            5,522                 9,524            5,470
                                             --------------   --------------        --------------   --------------
                                             --------------   --------------        --------------   --------------
        Diluted                                     18,770            5,522                17,339            5,470
                                             --------------   --------------        --------------   --------------
                                             --------------   --------------        --------------   --------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           MAKER COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                             ------------------------------------
                                                                                 1999                  1998
                                                                             --------------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $      488           $    (2,326)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities -
    Depreciation and amortization                                                      268                   206
  Change in operating assets and liabilities -
    Accounts receivable                                                               (713)                    4
    Inventory                                                                         (325)                   23
    Prepaid expenses and other current assets                                         (473)                  121
    Accounts payable                                                                   668                   186
    Accrued expenses                                                                   349                   453
    Deferred revenue                                                                   444                   102
                                                                             --------------        --------------
    Net cash provided by (used in) operating activities                                706                (1,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                                (21,161)                   --
  Purchase of property and equipment                                                  (802)                 (338)
  Decrease in other assets                                                              --                    46
                                                                             --------------        --------------
    Net cash used in investing activities                                          (21,963)                 (292)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under note payable to a bank                                              450                   689
  Payments on note payable to a bank                                                (1,400)                  (87)
  Net proceeds from initial public offering of common stock                         45,634                    --
  Proceeds from private placement of common stock                                    6,045                    --
  Net proceeds from issuance of Class C
     redeemable convertible preferred stock                                            450                    --
  Redemption of Class A redeemable preferred stock                                  (8,635)                   --
  Proceeds from exercise of stock options                                              144                    44
                                                                             --------------        --------------
    Net cash provided by financing activities                                       42,688                   646

Net increase (decrease) in cash and cash equivalents                                21,431                  (877)

Cash and cash equivalents, beginning of period                                      13,615                10,865
                                                                             --------------        --------------

Cash and cash equivalents, end of period                                        $   35,046           $     9,988
                                                                             --------------        --------------
                                                                             --------------        --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   CASH PAID DURING THE PERIOD FOR:
       Interest                                                                 $       42           $        21
                                                                             --------------        --------------
                                                                             --------------        --------------
       Income taxes                                                             $       32           $        --
                                                                             --------------        --------------
                                                                             --------------        --------------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Conversion of note payable into common stock                                 $      500           $        --
                                                                             --------------        --------------
                                                                             --------------        --------------
   Conversion of Junior preferred stock into common stock                       $       32           $        --
                                                                             --------------        --------------
                                                                             --------------        --------------
   Conversion of Class B redeemable convertible preferred
       stock into common stock                                                  $   10,249           $        --
                                                                             --------------        --------------
                                                                             --------------        --------------
   Conversion of Class C redeemable convertible preferred
       stock into common stock                                                  $    5,006           $        --
                                                                             --------------        --------------
                                                                             --------------        --------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           MAKER COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Maker Communications, Inc. (the "Company" or "Maker") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, in the Company's Prospectus dated May 10, 1999 (the "Prospectus"), filed as part of a Registration Statement on Form S-1, as amended (Reg. No. 333-74293). In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent period.


2.       INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):



                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
                                                              1999            1998            1999            1998
                                                           -----------------------------------------------------------

Net income (loss)                                           $     500       $  (1,133)      $     488       $  (2,326)
                                                           -----------     -----------     -----------     -----------
                                                           -----------     -----------     -----------     -----------

Basic weighted average common shares outstanding               13,041           5,522           9,524           5,470

    Effect of dilutive securities:
        Stock options                                           2,304              --           2,210              --
        Convertible note                                           37              --              81              --
        Convertible preferred stock                             3,388              --           5,524              --
                                                           -----------     -----------     -----------     -----------

Diluted weighted average common shares outstanding             18,770           5,522          17,339           5,470
                                                           -----------     -----------     -----------     -----------
                                                           -----------     -----------     -----------     -----------

Basic net income (loss) per share                           $    0.04       $   (0.21)      $    0.05       $   (0.43)
                                                           -----------     -----------     -----------     -----------
                                                           -----------     -----------     -----------     -----------

Diluted net income (loss) per share                         $    0.03       $   (0.21)      $    0.03       $   (0.43)
                                                           -----------     -----------     -----------     -----------
                                                           -----------     -----------     -----------     -----------



3.         INITIAL PUBLIC OFFERING

         The Company completed its initial public offering (the "Offering") of 3,852,500 shares of its common stock in May 1999, including 502,500 shares issued in connection with the exercise of the underwriters' over-allotment option on the Offering date. These shares were offered to the public at $13 per share, which net of Offering expenses and the $.91 per share underwriting discount, resulted in net proceeds of $45,634,000. In addition, the Company sold 500,000 shares of common stock in a concurrent private placement that was not underwritten at a price of $12.09 per share, resulting in net proceeds of $6,045,000. Concurrent with the Offering, all of the Class A Redeemable Preferred Stock was redeemed resulting in cash payments totaling $8,635,000 and the Junior Convertible Preferred Stock, Class B Convertible Preferred Stock, and Class C Convertible Preferred Stock were all converted into 7,708,433 shares of common stock on the date of the Offering. Proceeds from the Offering were used to repay bank debt of $1,243,000 in May 1999. For complete information regarding the Offering, see the Company's Prospectus dated May 10, 1999.


4.       CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company classifies short-term, highly liquid investments with original maturity dates of ninety days or less as cash equivalents and all investments with original maturity dates greater than ninety days as marketable securities. Marketable securities with remaining maturities of less than one year as of the balance sheet date are classified as current. Marketable securities with remaining maturities of greater than one year as of the balance sheet date are classified as non-current.

         The Company accounts for its marketable securities pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. At June 30, 1999, all of the Company's marketable securities were in commercial paper, corporate bonds and government securities and were classified as held-to-maturity. Held-to-maturity securities represent those securities for which the Company has the intent and ability to hold to maturity and are stated at cost, adjusted for amortization of premiums and discounts.

         A summary of held-to-maturity securities, at amortized cost which approximates market value, by balance sheet caption is as follows (in thousands):



                                                                                  Weighted                              Weighted
                                                                June 30,           Average           December 31,        Average
                                                                  1999             Maturity             1998             Maturity
                                                                  ----             --------             ----             --------

      Cash equivalents                                           $32,298                --               $9,051              --
      Marketable securities - current                             13,658           7 months                --                --
      Marketable securities - non-current                          7,503          21 months                --                --
                                                                ----------                             ----------
       Total held-to-maturity securities                         $53,459                                 $9,051
                                                                ----------                             ----------
                                                                ----------                             ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the interim condensed consolidated financial statements and the notes thereto included in
Part I, Item I of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto contained in the Company's Prospectus dated May 10, 1999. The Company's actual results could differ significantly from those discussed in these forward-looking statements as a result of certain factors, including those set forth under "Factors Affecting Future Results" and elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of total revenues of certain items in the Company's Condensed Consolidated Statements of Operations.


                                            Three Months                           Six Months
                                            Ended June 30,                        Ended June 30,
                                     ------------------------------         -----------------------------
                                        1999             1998                  1999            1998
                                     -----------      -----------           -----------     -----------

Revenues:
    Product                                  85  %            87  %                 86  %           82 %
    Software and maintenance                 15               13                    14              18
                                     -----------      -----------           -----------     -----------
        Total revenues                      100              100                   100             100

Cost of revenues                             33               50                    33              49
                                     -----------      -----------           -----------     -----------

Gross margin                                 67               50                    67              51

Operating expenses:
    Research and development                 38               58                    40              69
    Selling and marketing                    18               33                    17              37
    General and administrative               10               20                    11              25
    Litigation                               --               14                    --              15
                                     -----------      -----------           -----------     -----------
        Total operating expenses             66              125                    68             146
                                     -----------      -----------           -----------     -----------

Income (loss) from operations                 1              (75)                   (1)            (95)

Interest income                              14                8                     9              10
Other expense, net                           (1)              (1)                   (1)             (1)
                                     -----------      -----------           -----------     -----------

Net income (loss)                            14  %           (68) %                  7  %          (86)%
                                     -----------      -----------           -----------     -----------
                                     -----------      -----------           -----------     -----------



TOTAL REVENUES

         Total revenues increased from $1.7 million in the second quarter of 1998 to $3.6 million in the second quarter of 1999 and increased from $2.7 million for the six months ended June 30, 1998 to $6.8 million for the same period in 1999. The increase in total revenues for the quarter and six months ended June 30, 1999 primarily reflects an increase in the number of customers reaching volume production.

COST OF REVENUES

         Cost of revenues increased from $845,000 for the three months ended June 30, 1998 to $1.2 million for the three months ended June 30, 1999 and increased from $1.3 million for the six months ended June 30, 1998 to $2.2 million for the same period in 1999. The increase in both the second quarter and six months ended June 30, 1999 was primarily due to an increase in direct product costs which are associated with the increase in product revenues. The remainder of the increase was due to an increase in personnel and related overhead costs to support the Company's customers. The gross margin increased from 50% to 67% for the three months ended June 30, 1998 and 1999, respectively, and from 51% to 67% for the six months ended June 30, 1998 and 1999, respectively. The increase in gross margin reflects lower product costs as a result of the Company meeting volume purchase commitments and the absorption of fixed costs over higher revenues.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development costs increased from $976,000 for the three months ended June 30, 1998 to $1.4 million for the three months ended June 30, 1999 and increased from $1.9 million for the six months ended June 30, 1998 to $2.7 million for the same period in 1999. Approximately 95% and 80% of the increase for the three month and six month periods, respectively, was due to an increase in personnel and related costs and the remainder was primarily due to an increase in recruiting and outside consulting costs and hardware and software license fees.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses increased from $548,000 for the second quarter of 1998 to $653,000 for the second quarter of 1999 and increased from $991,000 for the six months ended June 30, 1998 to $1.2 million for the same period in 1999. Substantially all of the increase for both the three and six month periods ended June 30, 1999 was due to an increase in personnel and related costs and increased product marketing costs.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased from $330,000 for the three months ended June 30, 1998 to $345,000 for the three months ended June 30, 1999 and increased from $671,000 for the six months ended June 30, 1998 to $739,000 for the same period in 1999. The increase for the second quarter and first six months of 1999 is primarily due to increased personnel and related costs incurred in expanding the human resource and accounting functions as well as increased insurance costs, offset by decreased outside consulting costs for the six months ended June 30, 1999.

LITIGATION

         In July 1998, the Company settled a lawsuit with LSI Logic Corporation. Costs associated with the litigation and settlement of the lawsuit were $232,000 and $403,000 for the three and six-month periods ended June 30, 1998, respectively.

INTEREST INCOME

         Interest income increased from $138,000 for the second quarter of 1998 to $490,000 for the same period in 1999 and increased from $271,000 for the six month period ended June 30, 1998 to $651,000 for the same period in 1999. The increases are the result of higher average balances of cash, cash equivalents and marketable securities primarily due to the proceeds received from the Company's initial public offering in May of 1999.

OTHER EXPENSES, NET

         Other net expenses, which consist primarily of interest expense, increased from $15,000 for the three months ended June 30, 1998 to $25,000 for the three months ended June 30, 1999 and increased from $25,000 for the six months ended June 30, 1998 to $67,000 for the same period of 1999. The increase for both the three and six month periods ended June 30, 1999 is due to increased borrowings under the Company's equipment line of credit to finance the purchase of capital equipment. All borrowings under the equipment line of credit were repaid in May 1999 with proceeds from the Company's initial public offering.

PROVISION FOR INCOME TAXES

         The Company has substantial net operating loss carryforwards available to reduce future federal and state income taxes, if any. The Company recorded a provision for income taxes in the amount of $20,000 in the second quarter of 1999 for certain minimum federal and state tax liabilities.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations and capital requirements from the sale of preferred stock and equity securities, borrowings under an equipment line of credit and revenue. At June 30, 1999, the Company had $47.7 million in working capital and $56.2 million in cash, cash equivalents and marketable securities. At December 31, 1998, the Company had $12.2 million in working capital and $13.6 million in cash and cash equivalents.

         The Company's operating activities provided cash in the amount of $706,000 for the six-month period ended June 30, 1999, and used $1.2 million in cash for the same period in 1998. The cash provided by operating activities for the six month period ended June 30, 1999 was primarily attributable to net income for the period and increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable.

         The Company completed its initial public offering of 3,852,500 shares of its common stock in May 1999, including 502,500 shares issued in connection with the exercise of the underwriters' over-allotment option on the Offering date. These shares were offered to the public at $13 per share, which net of Offering expenses and the $.91 per share underwriting discount, resulted in net proceeds of $45.6 million. In addition, the Company sold 500,000 shares of common stock in a concurrent private placement that was not underwritten at a price of $12.09 per share, resulting in net proceeds of $6.0 million. Concurrent with the Offering, all of the Class A Redeemable Preferred Stock was redeemed resulting in cash payments totaling $8.6 million. Proceeds from the Offering were used to repay bank debt of $1.2 million in May 1999. Also, portions of the Offering proceeds were used to purchase $13.7 million in short-term marketable securities and $7.5 million in long-term marketable securities.

         The Company has a $2.5 million revolving line of credit facility and a $1.0 million equipment line of credit facility with a bank. Borrowings under both facilities bear interest at the bank's prime rate plus .25% and expire in February 2000. As of June 30, 1999 the Company had no borrowings under either facility.

         Capital expenditures for the six months ended June 30, 1999 were $802,000, compared to $338,000 for the same period in 1998. The Company intends to continue investing in capital expenditures which will include enhancing and expanding the Company's operational infrastructure, research and development tools and financial and management information systems. The Company expects such expenditures to be funded out of working capital or the Company's bank facilities.

         Management believes that the Company's cash, cash equivalents, short-term marketable securities, and cash generated from operations will be sufficient to meet the Company's needs for at least the next 12 months.

FACTORS AFFECTING FUTURE RESULTS

MAKER HAS A LIMITED OPERATING HISTORY AND LIMITED PROFITABILITY

         Maker was incorporated in 1994 and did not begin shipping products in volume until 1997. The Company has a limited operating history upon which investors may evaluate it and its prospects. Although Maker's revenues have increased in recent years, and revenues for recent quarters have exceeded revenues for the same quarter for the prior year, Maker has achieved profitability for the first time in the second quarter of 1999. In 1998, the Company incurred a net loss of $3.8 million for the year. Maker intends to increase its operating expenses significantly in 1999, particularly in research and development and sales and marketing. The Company's operating results will be adversely affected if its revenues do not increase significantly over the same period. Maker may not be able to maintain profitability on a quarterly or an annual basis.

MAKER EXPERIENCES FLUCTUATIONS IN ITS OPERATING RESULTS DUE TO A NUMBER OF FREQUENTLY CHANGING BUSINESS CONDITIONS

         The Company has experienced fluctuations in its operating results in the past and expects such fluctuations to occur in the future due to a variety of factors. These factors include:

o         changes in demand by the end user for Maker's customers' products;

o timing and amount of orders from Maker's customers, including cancellations and reschedulings;

o the gain or loss of significant customers, including as a result of industry consolidation;

o changes in the mix of products sold by Maker, including the mix between processors and development tools and application software;

o timing of "design wins" with related software application and development tool revenue, which have much greater average selling prices than individual communications processors;

o         market acceptance of Maker's current and new products;

o         new product introductions by Maker or its competitors;

o         variability of Maker's customers' product life cycles;

o erosion of average selling prices due to a number of factors, including Maker's customers reaching volume production, rapid technological change, price/performance enhancements and product obsolescence;

o cancellations, changes or delays of deliveries to Maker by its suppliers, including the availability and terms of foundry capacity;

o         the cyclical nature of the semiconductor industry;

o significant increases in expenses associated with the expansion of operations; and

o         general economic conditions.

         Revenue derived from communications processors is dependent upon design wins, production ramp-up and the timing of orders due to customers' management of inventory. Revenue from the licensing of application software and development tools primarily coincides with design wins at new customers and in limited instances at existing customers. The Company's gross margins are impacted by changes in the mix of revenue between software and communications processors. As a result of these factors, the Company's lengthy sales cycle and its dependence on relatively few customers whose order cycles vary significantly, Maker expects its revenue and gross margins to fluctuate significantly from period to period.

         These and other factors could materially and adversely affect Maker. Investors should be aware that the Company cannot accurately forecast all of the above factors. Maker believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indicative of future operating results.

         Maker's operating results in a future quarter or quarters may fall below the expectations of public market analysts or investors. In such event, the price of its common stock will likely be materially and adversely affected.

MAKER HAS A COSTLY AND LENGTHY SALES CYCLE WHICH MAY INCREASE ITS EXPOSURE TO CUSTOMER CANCELLATIONS OR SIMILAR RISKS

         Maker's sales cycle typically includes a three to six month evaluation and test period, a twelve to eighteen month development period by its customers and an additional three to six month period before a customer commences volume production of equipment incorporating its products. This lengthy sales cycle creates risks related to customer decisions to cancel or change product plans, which could result in the loss of anticipated sales. During the Company's sales cycle, its engineers assist its customers in implementing Maker solutions into their product. The Company incurs significant research and development and selling, general and administrative expenses as part of this process before it generates the related revenues from such customers. Maker derives revenue from this process only if its design is selected. Achieving a "design win" with a communications systems vendor provides no assurance that such communications systems vendor will ultimately ship products incorporating the Company's communications processors. It is possible a customer may cancel orders even after the Company has achieved a design win. The Company could be materially and adversely affected if customers curtail, reduce or delay orders during its sales cycle, choose not to use its products or choose not to release products employing the Company's communications processors.

MAKER'S REVENUES COULD DECREASE IF THERE IS A SLOWDOWN IN THE GROWTH IN DEMAND FOR COMMUNICATIONS SYSTEMS

         Maker derives all of its revenues from the sale of communications processors, development tools and application software to communications markets. These markets are characterized by intense competition and rapid technological change. Although these markets have grown rapidly in the last few years, they may not continue to grow and a significant slowdown in these markets may occur.

         In addition, a substantial majority of the Company's revenues has been, and is expected to continue to be, derived from sales of products for Asynchronous Transfer Mode equipment. Maker has announced new products directed at communications systems that are based on other technologies. If these other technologies were to quickly achieve widespread acceptance before Maker's new products have achieved market acceptance, or if Maker's new products do not achieve market acceptance, the Company will be materially and adversely affected.

MAKER'S FUTURE SUCCESS DEPENDS UPON ITS CUSTOMERS' ACCEPTANCE OF ITS PROCESSORS AS AN ALTERNATIVE TO TRADITIONAL SOLUTIONS

         Maker's future prospects depend on the acceptance of programmable communications processors as an alternative to fixed-function devices and general purpose processors traditionally used by communications systems vendors. Maker would be materially and adversely affected if:

o communications systems vendors do not accept programmable communications processors;

o communications systems vendors develop or acquire the technology to develop such components internally rather than purchase Maker's products; or

o Maker is otherwise unable to develop strong relationships with communications systems vendors.

         Maker's future prospects also depend upon acceptance by its customers of third party sourcing for communications processors as an alternative to in-house development. Many of the Company's current and potential customers have substantial technological capabilities and financial resources which enable them to develop fixed-function components and to program general purpose processors used in their products. In the future, these customers may continue to use internally-developed fixed-function components and general purpose processors or may decide to develop or acquire components, technologies or communications processors that are similar to, or are substitutes for, Maker's products.

MAKER'S FAILURE TO INTRODUCE NEW PRODUCTS ON A TIMELY BASIS COULD DIMINISH ITS ABILITY TO ATTRACT AND MAINTAIN CUSTOMERS

         The communications systems industry is characterized by rapidly changing technology, frequent product introductions and evolving industry standards. The Company's products are based on these continually evolving industry standards. New standards and protocols could render Maker's existing products unmarketable or obsolete. The Company may not be able to successfully design and manufacture new products that comply with these standards and protocols. Specifically, Maker's future performance depends on a number of factors, including its ability to:

o identify target markets and emerging technological trends in these markets, including new standards and protocols;

o         define new products accurately;

o develop and maintain competitive products by improving performance and adding innovative features that differentiate Maker's products from those of its competitors;

o         bring products to market on a timely basis at competitive prices; and

o respond effectively to new technological changes or new product announcements by others.

         Maker cannot assure investors that the design and introduction schedules for any additions and enhancements to its existing and future products will be met, that these products will achieve market acceptance or that Maker will be able to sell these products at average selling prices that are favorable to the Company.

MAKER'S FUTURE SUCCESS IS DEPENDENT ON THE RELEASE AND THE ACCEPTANCE OF ITS NEW MXT4400 PROCESSOR

         Maker announced its newest product, the MXT4400 Traffic Stream Processor, in March 1999. Maker cannot assure investors that the MXT4400 will perform as anticipated and there may be unforeseen delays in its final release. Maker's failure to release the product on schedule or the failure of the MXT4400 to meet Maker's customers' expectations would materially and adversely affect the Company. Maker does not expect to receive significant revenues from the MXT4400 in 1999, and cannot assure investors that future revenues will be sufficient to recover the costs associated with its development.

         Products as complex as those such as the MXT4400 frequently contain errors, defects and bugs when first introduced or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could require significant expenditures of capital and resources and significantly delay or hinder market acceptance of such products. This could damage the Company's reputation and adversely affect its ability to retain its existing customers and to attract new customers.

MAKER'S REVENUES AND PROFITS MAY DECREASE IF IT LOSES ANY OF ITS MAJOR CUSTOMERS

         Historically, a relatively small number of customers have accounted for a significant portion of Maker's total revenues in any particular period. The loss of any such single customer would have a material adverse effect on the Company. Maker's top three customers in 1998, Ascend, Cisco and Fore, accounted for 29%, 16% and 13% of revenues, respectively. No other customer accounted for greater than 10% of revenues in 1998. Maker anticipates that sales of its products to relatively few customers will continue to account for a significant portion of its total revenues. The Company has no long-term volume purchase commitments from any of its significant customers. Each of Maker's customers could cease purchasing its products with limited notice and with little or no penalty.

         Maker's dependence on few customers increases its exposure to potential adverse consequences resulting from business combinations or consolidations of its customers. Specifically, two of Maker's top five customers have completed a consolidation. This consolidation may result in the cancellation of current product orders. This industry may experience further consolidation in the future that may result in product duplication and cancellation of current projects, which may materially and adversely affect the Company. Furthermore, Lucent, who is one of Maker's top five customers, is also a competitor of the Company. It is possible that Lucent could change its purchase patterns because of this relationship.

         Maker's relationships with many of its manufacturers' representatives have been established within the last year, and the Company is unable to predict the extent to which some of these representatives will be successful in marketing and selling its products. Maker cannot assure investors that its current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that Maker will be able to obtain orders from new customers.

MAKER'S LIMITED RESOURCES MAKE IT MORE SUSCEPTIBLE TO COMPETITIVE PRESSURES IN THE MARKETPLACE

         A number of Maker's competitors are more established, benefit from greater market recognition and have substantially greater financial, development, manufacturing and marketing resources than it does. Moreover, several of the largest electronics and semiconductor suppliers have recently entered or indicated an intent to enter the communications market for semiconductor devices.

         Intel has announced an intention to expand its presence in the networking business, and has announced an agreement to acquire Level One Communications, one of Maker's stockholders. The Company has an agreement with Level One that requires Maker to disclose to Level One upon request (and its successors, which would include Intel) early versions of technology incorporated into its MXT3010 Cell Processor, MXT3020 Co-Processor and related software applications. Maker's agreement with Level One does not permit this technology to be incorporated in a product that competes with the Company.

         In addition, many of Maker's existing and potential customers internally develop processors and other devices that attempt to perform all or a portion of the functions performed by Maker's products.

         Maker's ability to compete successfully in the rapidly evolving area of high-performance communications processors depends on factors both within and outside the Company's control, including:

o         performance;

o         price;

o         features and functionality;

o         adaptability of products to specific applications;

o         support of product differentiation by Maker's customers;

o         length of development cycle;

o         design wins with major communications systems vendors;

o         support for new communications standards and protocols;

o         reliability;

o         technical service and support; and

o protection of products by effective utilization of intellectual property laws.

         Maker's failure to compete successfully as to any of these or other factors could materially and adversely affect the Company. To the extent that Maker's competitors offer sales representatives more favorable terms or a higher volume of business, the Company's sales representatives may decline to carry, or discontinue carrying, Maker's products.

THE LOSS OF ANY OF MAKER'S KEY PERSONNEL OR THE FAILURE TO HIRE ADDITIONAL PERSONNEL COULD IMPACT MAKER'S ABILITY TO MEET CUSTOMER AND TECHNOLOGICAL DEMANDS

         Maker's success depends to a significant degree upon the continued contributions of its key management, engineering, sales and marketing and manufacturing personnel, many of whom would be difficult to replace. The loss of the services of any of Maker's key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could materially and adversely affect the Company. In particular, the loss of either of Maker's founders, William Giudice, President and Chief Executive Officer, or Paul Bergantino, Vice President and Chief Technology Architect, could reduce its future success. Maker has neither employment contracts with, nor key person life insurance on, any of its key personnel.

         Competition for highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel is intense and there can be no assurance that Maker will be successful in attracting and retaining such personnel.

MAKER DEPENDS ON OUTSIDE MANUFACTURERS TO MAKE ITS PRODUCTS

         Maker currently outsources all manufacturing, assembly and test of its communications processors to three outside foundries. In 1998, substantially all of the Company's manufacturing was outsourced to IBM, who is also a competitor. In addition, each of Maker's processors is manufactured for the Company by only one supplier. These suppliers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to Maker on short notice. There are other significant risks associated with the Company's reliance on outside foundries, including:

o the lack of assured semiconductor wafer supply and control over delivery schedules;

o the unavailability of, or delays in obtaining access to, key process technologies;

o limited control over quality assurance, manufacturing yields and production costs; and

o         penalties for failure to achieve targeted volume commitments.

         Currently, Maker's supplier's quote a lead-time for new orders of approximately 13 to 15 weeks in advance of expected delivery that requires the Company to place orders in advance of expected purchase orders from its customers. As a result, Maker has only a limited ability to react to fluctuations in demand for its products, which could cause the Company to have an excess or a shortage of inventory of a particular product. Maker has experienced delays and may in the future experience delays in receiving supplies of products, and the Company cannot assure investors that it will be able to obtain such products within the time frames and in the volumes required at an affordable cost or at all. Maker's failure to obtain such products on a timely basis at a favorable cost could materially and adversely affect the Company.

         Moreover, any failure of global semiconductor manufacturing capacity to increase in line with demand could cause foundries to allocate available capacity to larger customers or customers with long-term supply contracts. Maker's independent manufacturers' inability to provide adequate foundry capacity at acceptable prices, or any delay or interruption in supply, could reduce the Company's product revenues or increase its cost of revenues and could materially and adversely affect the Company.

         In 1999, Maker will begin investigating the potential for assuming greater manufacturing responsibilities during 2000. These responsibilities may include contracting for wafer manufacturing and subcontracting for assembly and test rather than purchasing finished product. The assumption of greater manufacturing responsibilities involves additional risks, including not only the risks discussed above but also risks associated with variances in production yields, obtaining adequate test and assembly capacity at a reasonable cost and other general risks associated with the manufacture of semiconductors.

MAKER NEEDS TO PROTECT ITS INTELLECTUAL PROPERTY AND AVOID INFRINGEMENT OF THE INTELLECTUAL PROPERTY OF OTHERS

         Maker's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its products and development and testing tools. In particular, the rapidly evolving nature of the semiconductor industry requires that companies continually seek and maintain patent protection of their technology. To that end, the Company has obtained several domestic patents and has several foreign patent applications on file. Maker intends to continue to seek patents on its inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. Maker cannot ensure that:

o         patents will issue from currently pending or future applications;

o its existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to the Company;

o foreign intellectual property laws will protect its intellectual property rights; or

o others will not independently develop similar products, duplicate its products or design around any patents issued to the Company.

         Intellectual property rights are uncertain and involve complex legal and factual questions. Maker may be unknowingly infringing on the proprietary rights of others and may be liable for that infringement, which could result in significant liability for the Company. Maker has not been informed that it infringes any third party intellectual property rights that would prevent its use and sale of its products. If the Company does infringe the proprietary rights of others, it could be forced to either seek a license to intellectual property rights of others or alter its products so that they no longer infringe the proprietary rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing the Company's products or processes to avoid infringing the rights of others may be costly or impractical.

         If the Company was to become involved in a dispute regarding intellectual property, whether Maker's or that of another company, it may have to participate in legal proceedings. These types of proceedings may be costly and time consuming for the Company, even if it eventually prevails. If Maker does not prevail, it might be forced to pay significant damages, obtain a license or stop making a product.

         Maker also relies on trade secrets, proprietary know-how and confidentiality provisions in agreements with employees and consultants to protect its intellectual property. Other parties may not comply with the terms of their agreements with the Company, and it may not be able to adequately enforce its rights against these parties.

RAPID GROWTH COULD STRAIN MAKER'S RESOURCES

         Maker has experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on its resources. This growth, as well as the Company's product development activities, has required Maker to increase its number of employees, which has resulted in increased responsibilities for Maker's management. As Maker continues to expand it may significantly strain its management, manufacturing, financial, systems and other resources. Maker cannot assure investors that its systems, procedures, controls and existing space will be adequate to support its operations.

THE PRICE OF MAKER'S COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY

         The market for securities of high technology companies in the semiconductor and communications systems industries has been highly volatile. It is likely that the price of Maker's common stock will fluctuate widely in the future. Factors affecting the trading price of Maker's common stock include:

o         responses to quarter-to-quarter variations in operating results;

o announcements of technological innovations or new products by Maker or its competitors;

o         general conditions in the communications system market; and

o         changes in earnings estimates by analysts.

CERTAIN FACTORS MAY DELAY OR PREVENT A CHANGE OF CONTROL TRANSACTION

         Delaware corporate law contains, and the Company's certificate of incorporation and by-laws contain, provisions that could have the effect of delaying, deferring or preventing a change in control of the Company on terms which investors may deem advantageous. These provisions could limit the price that investors might be willing to pay in the future for shares of Maker common stock. These provisions:

o authorize the issuance of "blank check" preferred stock (preferred stock which the Company's board of directors can create and issue without prior stockholder approval) with rights senior to those of common stock;

o         provide for a board of directors with staggered terms;

o         prohibit stockholder action by less than unanimous written consent;
          and

o establish advance notice requirements for proposing matters that can be acted upon by stockholders at a meeting.


YEAR 2000 COMPLIANCE UPDATE

         Maker is aware of the potential for industry wide business disruption which could occur due to problems related to the "Year 2000 issue." It is the belief of Maker's management that Maker has a prudent plan in place to address these issues within the Company and its supply chain. The components of Maker's plan include: an assessment of internal systems for modification and/or replacement; communication with external vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to Maker; an evaluation of products sold by Maker to customers as to the ability of the products to work properly after the turn of the century; an evaluation of facility related issues;

the retention of technical and advisory expertise to ensure that Maker is taking prudent action steps; and the development of a contingency plan.

STATE OF READINESS

         Maker has developed a comprehensive plan to reduce the probability of operational difficulties due to Year 2000 related failures. While there is still a significant amount of work to do the Company believes that it is on track towards a timely completion. Overall Maker estimates that it has completed approximately 80% of the Year 2000 issue identification process and has completed remediation of any Year 2000 issues that have been identified to-date.

INTERNAL SYSTEMS (IT)

         The process Maker is following to achieve Year 2000 compliance for internal IT systems is as follows:

o         develop an inventory of all IT components (hardware, software)

o         determine the Y2K compliance status of each

o determine the importance of Y2K compliance for each component (implications of failure)

o         prioritize non-compliant components based on importance

o determine method to be used to achieve compliance for each component (modify, replace, cease use)

o         complete the planned action

o         test the component

         The initial inventory of all IT components in use throughout the Company has been completed and the initial assessment of Y2K status for all critical components has been completed. As a small company, the systems for business transactions and accounting are not highly automated. Maker's initial assessment indicates that the primary system for performing these functions is Year 2000 Compliant, although full testing has not been completed. There is a small number of other business applications in use in the Company that are less critical. Through a combination of modification, replacement, and decommissioning Maker expects to achieve Y2K compliance on these applications by September 30, 1999. Maker has completed an initial assessment of its IT infrastructure (servers, networks, phone systems, system software) and plans to have all items remediated, replaced, or decommissioned by October 31, 1999. Maker intends to test critical components of infrastructure and applications.

SUPPLIERS

         The Company is in the process of communicating with its external vendors to gain an understanding of their state of readiness to maintain an uninterrupted supply of goods and services to Maker. The Company has sent letters to all of its major vendors outlining its approach towards the Year 2000 issue and is asking for their commitment to resolve any issues they may have. This includes Maker's critical vendors which are defined as one who's inability to continue to provide goods and services would have a serious adverse impact on its ability to produce, deliver, and collect payment for its products. Maker also has asked them to complete a short questionnaire on Year 2000 readiness and to inform Maker of any known compliance issues. Maker may also request the right to visit and/or audit one or more of these companies to validate their Year 2000 readiness.

FACILITY RELATED ISSUES

         The Company has evaluated and completed an inventory of facilities related equipment with the potential for Year 2000 related failures. Maker has determined the Year 2000 readiness of this equipment through communication with the landlord and testing where appropriate. Maker has also created an inventory of shipping and receiving equipment and at this time it is not aware of any equipment which is affected by the Year 2000 issue. It is the Company's intention to repair or replace non-compliant equipment prior to operating difficulties. Maker, as in most companies, remains aware of the potential for imbedded logic within microchips to cause equipment failure. Maker believes that its action plan provides a prudent approach towards evaluating facilities equipment, however, it may be impracticable or impossible to test certain items of equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on January 1, 2000, resulting in possible interruptions of security, heating, elevator, telephone, and other services.

TECHNICAL AND ADVISORY EXPERTISE

         Maker has engaged outside consultants experienced in Year 2000 compliance to assist it in project planning, testing methodologies, and evaluating its Year 2000 remediation activities.

MAKER'S PRODUCTS

         Maker is continuing to test its products to evaluate any potential for issues related to logic imbedded within microchips. At this time Maker is not aware of any material issues related to products sold by the Company which would prevent its customers from continuing their operations or which would impact the safety of Maker in any way.

COSTS

         Maker is evaluating the total cost of Year 2000 compliance. This cost is not incremental spending and has been budgeted within the normal magnitude of IT spending. This amount includes the replacement of hardware and applications, which are outdated and were due for replacement regardless of Year 2000 issues.

CONTINGENCY PLAN

         Although Maker believes that it is taking prudent action related to the identification and resolution of Year 2000 issues its assessment is still in progress. Maker may never be able to know with certainty whether key vendors are compliant, especially those outside the United States. Failure of key vendors to make their computer systems Year 2000 compliant could result in delayed deliveries of products to the Company. If such delays are extended they could have a material adverse effect on the Company's business, financial condition, and results of operations. There are also technical vagaries to logic imbedded within microchips that may prove impracticable or impossible to test. To the extent such microchips are not Year 2000 compliant, this could have a material adverse effect on the Company's business, financial condition, and results of operations.

         The Company continues to evaluate the risks associated with potential Year 2000 related failures. As it better understands the risks within its internal business systems, the Company will develop a formal contingency plan to alleviate the impact of high potential or serious failures. Maker anticipates having this contingency plan outlined by September 30, 1999. The components of this plan will likely include inventory levels, alternative suppliers and backup systems. Until the contingency plan is completed, the Company does not possess the information necessary to estimate the potential impact of Year 2000 compliance issues relating to its IT systems, non-IT systems, its vendors, its customers and other parties.

RISKS

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its critical vendors. The

Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         As of June 30, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are in money market accounts, short-term, investment-grade commercial paper, corporate bonds, and government securities, carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a) SALES OF UNREGISTERED SECURITIES. In the quarter ended June 30,1999, the Company issued the following securities which have not been registered under the Securities Act of 1933:

         1. On May 14, 1999, the Company issued and sold an aggregate of 500,000 shares of its common stock to Cisco Systems, Inc. for an aggregate purchase price of $6,045,000 or $12.09 per share. This sale was deemed to be exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof as transactions by an issuer not involving a public offering.

         2. For the quarter ended June 30, 1999, the Company issued an aggregate of 110,000 shares of its common stock upon the exercise of options at exercise prices ranging from $.05 per share to $.30 per share. The sale of securities in this paragraph was deemed to be exempt from the registration requirements of the Securities Act of 1933 in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act of 1933 as transactions by an issuer pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701.

         (d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On May 14, 1999, the Company completed an initial public offering of its common stock, $.01 par value. The managing underwriters in the Offering were Lehman Brothers, Inc., BT Alex. Brown and Salomon Smith Barney (the "Underwriters"). The shares of common stock sold in the Offering were registered under the Securities Act of 1993, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-74293) that was declared effective by the Securities and Exchange Commission on May 10, 1999.

         The Offering commenced on May 10, 1999 and terminated on May 14, 1999 after all 3,852,500 shares of common stock registered under the Registration Statement were sold. All of the shares were sold by the Company (including 502,500 shares sold pursuant to the exercise of the Underwriters' over-allotment option). The purchase price to the public for the underwritten shares was $13.00 per share. The aggregate price of the amount registered was approximately $50,083,000.


         In connection with the Offering, the Company paid an aggregate of approximately $3,506,000 in underwriting discounts and commissions to the Underwriters and paid other expenses of approximately $943,000. After deducting the underwriting discounts and commissions and other expenses, the Company received net aggregate proceeds from the Offering of approximately $45,634,000. In May 1999, the Company used approximately $1,243,000 of the proceeds to repay the balance outstanding under its bank debt and used approximately $8,635,000 to redeem the Class A Redeemable Preferred Stock. The remaining proceeds were invested in cash equivalents and marketable securities. The balance of the proceeds will be used for general corporate purposes, including working capital and purchases of capital equipment. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company except that certain related parties of the Company received amounts payable in connection with the redemption of the Class A Redeemable Preferred Stock as follows:



        Bessemer Venture Partners IV, L.P.................................... $1,469,519





        BVP IV Special Situations, L.P..........................................$133,709
        Bessec Ventures IV, L.P...............................................$1,469,519
        Greylock Equity Limited Partnership...................................$3,577,709
        William Giudice..........................................................$33,490
        Tecumseh Limited Partnership-I..........................................$168,949


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


ITEM 5.  OTHER INFORMATION.

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              27 -  Financial Data Schedule (EDGAR filing only)

         (b)  Reports on Form 8-K


              No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MAKER COMMUNICATIONS, INC.
                                    (Registrant)



  Date:  AUGUST 10, 1999            By:  /s/ MICHAEL RUBINO
         ---------------                 ------------------
                                    Michael Rubino
                                    Vice President, Finance and Operations,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)