Form 10-Q
period 1999-09-30
MAKER COMMUNICATIONS INC
filed 1999-11-15
CIK 1050132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended   September 30, 1999
                                          -------------------

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


As of OCTOBER 31, 1999, there were 18,425,691 shares of $0.01 par value common stock outstanding.

                           MAKER COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                      INDEX
                                -----------------


                                                                                           PAGE
                                     PART I
                              FINANCIAL INFORMATION


   ITEM 1.      FINANCIAL STATEMENTS.

                  Condensed Consolidated Balance Sheets as of September 30,                  3
                  1999 and December 31, 1998

                  Condensed Consolidated Statements of Operations for the Three              4
                  and Nine Months ended September 30, 1999 and September 30,
                  1998

                  Condensed Consolidated Statements of Cash Flows for the                    5
                  Nine Months ended September 30, 1999 and September 30,
                  1998

                  Notes to Condensed Consolidated Financial Statements                       6

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                            8
                CONDITION AND RESULTS OF OPERATIONS.

   ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.                  20


                                     PART II
                                OTHER INFORMATION

   ITEM 1.      LEGAL PROCEEDINGS.                                                          21

   ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.                                  21

   ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.                                            21

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                        21

   ITEM 5.      OTHER INFORMATION.                                                          21

   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.                                           22

                SIGNATURE PAGE                                                              23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                           MAKER COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      1999             1998
                                                                    --------         --------
Assets
Current assets:
    Cash and cash equivalents                                       $ 18,123         $ 13,615
    Marketable securities                                             23,487               --
    Accounts receivable, net of reserve of
        $90 in 1999 and 1998                                           1,776              932
    Inventory                                                            554              296
    Prepaid expenses and other current assets                            735              106
                                                                    --------         --------
        Total current assets                                          44,675           14,949

Marketable securities, non-current                                    14,235               --
Property and equipment, net                                            1,739              952
Other assets                                                             262               56
                                                                    --------         --------

        Total assets                                                $ 60,911         $ 15,957
                                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of note payable to a bank                       $     --         $    308
    Accounts payable                                                     752              412
    Accrued expenses                                                   1,999            1,820
    Deferred revenue                                                     634              181
                                                                    --------         --------
        Total current liabilities                                      3,385            2,721

Note payable to a bank, less current portion                              --              642
Convertible note payable                                                  --              500
Redeemable preferred stock, at redemption value                           --           23,440

Stockholders' equity (deficit):
    Junior convertible preferred stock, $.01 par value
        Authorized - none and 3,154,000 shares
            in 1999 and 1998, respectively
        Issued and outstanding - none and 3,154,000
            shares in 1999 and 1998, respectively                         --               32
    Common stock, $.01 par value -
        Authorized - 100,000,000 and 17,174,670
            shares in 1999 and 1998, respectively
        Issued and outstanding - 18,402,333 and
            5,882,490 shares in 1999 and 1998, respectively              184               59
    Additional paid-in capital                                        67,529               68
    Accumulated deficit                                              (10,187)         (11,505)
                                                                    --------         --------
        Total stockholders' equity (deficit)                          57,526          (11,346)
                                                                    --------         --------

        Total liabilities and stockholders' equity (deficit)        $ 60,911         $ 15,957
                                                                    ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           MAKER COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                         ------------------------         -------------------------
                                           1999            1998             1999            1998
                                         --------        --------         --------         --------
Revenues:
    Product                              $  3,640        $  1,714         $  9,424         $  3,935
    Software and maintenance                  422             502            1,389              975
                                         --------        --------         --------         --------
        Total revenues                      4,062           2,216           10,813            4,910

Cost of revenues                            1,321             946            3,532            2,277
                                         --------        --------         --------         --------

Gross profit                                2,741           1,270            7,281            2,633

Operating expenses:
    Research and development                1,511             932            4,220            2,802
    Selling and marketing                     714             480            1,882            1,471
    General and administrative                398             275            1,137              946
    Litigation                                 --             715               --            1,118
                                         --------        --------         --------         --------
        Total operating expenses            2,623           2,402            7,239            6,337
                                         --------        --------         --------         --------

Income (loss) from operations                 118          (1,132)              42           (3,704)

Interest income                               738             136            1,389              407
Other expenses, net                            --             (29)             (67)             (54)
                                         --------        --------         --------         --------

Income (loss) before income taxes             856          (1,025)           1,364           (3,351)
Provision for income taxes                     26              --               46               --
                                         --------        --------         --------         --------

Net income (loss)                        $    830        $ (1,025)        $  1,318         $ (3,351)
                                         ========        ========         ========         ========


Net income (loss) per share:
        Basic                            $   0.05        $  (0.18)        $   0.11         $  (0.60)
                                         ========        ========         ========         ========
        Diluted                          $   0.04        $  (0.18)        $   0.07         $  (0.60)
                                         ========        ========         ========         ========

Weighted average common
   shares outstanding:
        Basic                              18,395           5,760           12,513            5,568
                                         ========        ========         ========         ========
        Diluted                            20,777           5,760           18,541            5,568
                                         ========        ========         ========         ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                           MAKER COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            -------------------------
                                                                              1999             1998
                                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $  1,318         $ (3,351)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities -
    Depreciation and amortization                                                472              306
    Issuance of convertible note payable in settlement of litigation              --              500
  Change in operating assets and liabilities -
    Accounts receivable                                                         (844)             (86)
    Inventory                                                                   (258)              86
    Prepaid expenses and other current assets                                   (629)             119
    Accounts payable                                                             340               81
    Accrued expenses                                                             179              558
    Deferred revenue                                                             453               41
                                                                            --------         --------
         Net cash provided by (used in) operating activities                   1,031           (1,746)
                                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                          (37,722)              --
  Purchase of property and equipment                                          (1,259)            (426)
  (Increase) decrease in other assets                                           (206)              46
                                                                            --------         --------
         Net cash used in investing activities                               (39,187)            (380)
                                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under note payable to a bank                                        450              689
  Payments on note payable to a bank                                          (1,400)            (130)
  Net proceeds from initial public offering of common stock                   45,609               --
  Proceeds from private placement of common stock                              6,045               --
  Net proceeds from issuance of Class B
     redeemable convertible preferred stock                                       --               89
  Net proceeds from issuance of Class C
     redeemable convertible preferred stock                                      450               --
  Redemption of Class A redeemable preferred stock                            (8,635)              --
  Proceeds from exercise of stock options                                        145               59
                                                                            --------         --------
         Net cash provided by financing activities                            42,664              707
                                                                            --------         --------

Net increase (decrease) in cash and cash equivalents                           4,508           (1,419)

Cash and cash equivalents, beginning of period                                13,615           10,865
                                                                            --------         --------

Cash and cash equivalents, end of period                                    $ 18,123         $  9,446
                                                                            ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   CASH PAID DURING THE PERIOD FOR:
       Interest                                                             $     42         $     49
                                                                            ========         ========
       Income taxes                                                         $     72         $      2
                                                                            ========         ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Conversion of note payable into common stock                             $    500         $     --
                                                                            ========         ========
   Conversion of Junior preferred stock into common stock                   $     32         $     --
                                                                            ========         ========
   Conversion of Class B redeemable convertible preferred
       stock into common stock                                              $ 10,249         $     --
                                                                            ========         ========
   Conversion of Class C redeemable convertible preferred
       stock into common stock                                              $  5,006         $     --
                                                                            ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           MAKER COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Maker Communications, Inc. (the "Company" or "Maker") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, in the Company's Prospectus dated May 10, 1999 (the "Prospectus"), filed as part of a Registration Statement on Form S-1, as amended (Reg. No. 333-74293). In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent period.


2.       INCOME (LOSS) PER SHARE

         Basic income (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding and the effect of dilutive securities using the treasury stock method. The following table sets forth the computation of basic and diluted income (loss) per share, including a reconciliation of basic and diluted weighted average shares outstanding (in thousands except per share amounts):


                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                           1999            1998            1999            1998
                                                          -------        --------         -------        -------
Net income (loss)                                         $   830        $ (1,025)        $ 1,318        $(3,351)
                                                          =======        ========         =======        =======

Basic weighted average common shares outstanding           18,395           5,760          12,513          5,568

    Effect of dilutive securities:
        Stock options                                       2,382              --           2,311             --
        Convertible note                                       --              --              54             --
        Convertible preferred stock                            --              --           3,663             --
                                                          -------        --------         -------        -------
Diluted weighted average common shares outstanding         20,777           5,760          18,541          5,568
                                                          =======        ========         =======        =======
Basic net income (loss) per share                         $  0.05        $  (0.18)        $  0.11        $ (0.60)
                                                          =======        ========         =======        =======
Diluted net income (loss) per share                       $  0.04        $  (0.18)        $  0.07        $ (0.60)
                                                          =======        ========         =======        =======


         For the three and nine month periods ended September 30, 1999, options to purchase zero and 18,564 weighted shares of common stock, respectively, were excluded from the computation of diluted net income per share because the exercise prices of such options were greater than the average fair market value of the Company's common stock, and therefore would be antidilutive. For the three and nine month periods ended September 30, 1998, common stock equivalents were antidilutive and therefore were not used in the computation of diluted loss per share.

3.       INITIAL PUBLIC OFFERING

         The Company completed its initial public offering (the "Offering") of 3,852,500 shares of its common stock in May 1999, including 502,500 shares issued in connection with the exercise of the underwriters' over-allotment option on the Offering date. These shares were offered to the public at $13 per share, which net of Offering expenses and the $0.91 per share underwriting discount, resulted in net proceeds of $45,609,000. In addition, the Company sold 500,000 shares of common stock in a concurrent private placement that was not underwritten at a price of $12.09 per share, resulting in net proceeds of $6,045,000. Concurrent with the Offering, all of the Class A Redeemable Preferred Stock was redeemed resulting in cash payments totaling $8,635,000 and the Junior Convertible Preferred Stock, Class B Convertible Preferred Stock, and Class C Convertible Preferred Stock were all converted into 7,708,433 shares of common stock on the date of the Offering. Proceeds from the Offering were used to repay bank debt of $1,243,000 in May 1999. For complete information regarding the Offering, see the Company's Prospectus dated May 10, 1999.


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

         At September 30, 1999, all of the Company's cash equivalents and marketable securities were in commercial paper, corporate bonds and government securities and were classified as held-to-maturity. Held-to-maturity securities represent those securities for which the Company has the intent and ability to hold to maturity and are stated at cost, adjusted for amortization of premiums and discounts.

         A summary of held-to-maturity securities, at amortized cost which approximates market value, by balance sheet caption is as follows (in thousands):

                                                         Weighted                              Weighted
                                        September 30,    Average           December 31,        Average
                                            1999         Maturity              1998            Maturity
                                            ----         --------              ----            --------
 Cash equivalents                          $13,935             --               $9,051              --
 Marketable securities - current            23,487        4 months                  --              --
 Marketable securities - non-current        14,235       21 months                  --              --
                                         ---------                          ----------
  Total held-to-maturity securities        $51,657                              $9,051
                                         =========                          ==========

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


                                            Three Months                Nine Months
                                          Ended September 30,        Ended September 30,
                                          ------------------         ------------------
                                          1999          1998         1999          1998
                                          ----          ----         ----          ----
Revenues:
    Product                                90%           77%           87%           80%
    Software and maintenance               10            23            13            20
                                         ----          ----          ----          ----
        Total revenues                    100           100           100           100

Cost of revenues                           33            43            33            46
                                         ----          ----          ----          ----

Gross margin                               67            57            67            54

Operating expenses:
    Research and development               37            42            39            57
    Selling and marketing                  17            22            17            30
    General and administrative             10            12            11            19
    Litigation                             --            32            --            23
                                         ----          ----          ----          ----
        Total operating expenses           64           108            67           129
                                         ----          ----          ----          ----

Income (loss) from operations               3           (51)           --           (75)

Interest income                            18             6            13             8
Other expenses, net                        --            (1)           --            (1)
                                         ----          ----          ----          ----

Income (loss) before income taxes          21           (46)           13           (68)
Provision for income taxes                 (1)           --            (1)           --
                                         ----          ----          ----          ----

Net income (loss)                          20%          (46)%          12%          (68)%
                                         ====          ====          ====          ====


TOTAL REVENUES

         Total revenues increased from $2.2 million in the third quarter of 1998 to $4.1 million in the third quarter of 1999 and increased from $4.9 million for the nine months ended September 30, 1998 to $10.8 million for the same period in 1999. The increase in total revenues for the quarter and nine months ended September 30, 1999 primarily reflects increased shipments of products to new and existing customers and an increase in the number of customers reaching volume production. Revenue from the licensing of software and development tools primarily coincides with design wins at new customers and in limited instances at existing customers, therefore the amount of software revenue may fluctuate from period to period.

COST OF REVENUES

         Cost of revenues increased from $946,000 for the three months ended September 30, 1998 to $1.3 million for the three months ended September 30, 1999 and increased from $2.3 million for the nine months ended September 30, 1998 to $3.5 million for the same period in 1999. The increase in both the third quarter and nine months ended September 30, 1999 was primarily due to an increase in direct product costs which are associated with the increase in product revenues. The remainder of the increase was due to an increase in personnel and related overhead costs to support the Company's customers. The gross margin increased from 57% to 67% for the three months ended September 30, 1998 and 1999, respectively, and from 54% to 67% for the nine months ended September 30, 1998 and 1999, respectively. The increase in gross margin reflects lower product costs as a result of the Company meeting volume purchase commitments and the absorption of fixed costs over higher revenues.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development costs increased from $932,000 for the three months ended September 30, 1998 to $1.5 million for the three months ended September 30, 1999 and increased from $2.8 million for the nine months ended September 30, 1998 to $4.2 million for the same period in 1999. Approximately 72% and 76% of the increase for the three month and nine month periods, respectively, was due to an increase in personnel and related costs and the remainder was primarily due to an increase in recruiting, outside consulting costs, and hardware and software license fees.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses increased from $480,000 for the third quarter of 1998 to $714,000 for the third quarter of 1999 and increased from $1.5 million for the nine months ended September 30, 1998 to $1.9 million for the same period in 1999. Substantially all of the increase for both the three and nine month periods ended September 30, 1999 was due to an increase in personnel and related costs, as well as minor increases in product marketing and recruiting costs.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased from $275,000 for the three months ended September 30, 1998 to $398,000 for the three months ended September 30, 1999 and increased from $946,000 for the nine months ended September 30, 1998 to $1.1 million for the same period in 1999. Approximately 44% and 48% of the increase for the third quarter and first nine months of 1999 is due to increased insurance and accounting costs. The remainder is primarily due to increased personnel and related costs incurred in expanding the human resource, information technology and accounting functions, offset by decreased outside consulting costs for the nine months ended September 30, 1999.

LITIGATION

         In July 1998, the Company settled a lawsuit with LSI Logic Corporation. Costs associated with the litigation and settlement of the lawsuit were $715,000 and $1.1 million for the three and nine-month periods ended September 30, 1998, respectively.

INTEREST INCOME

         Interest income increased from $136,000 for the third quarter of 1998 to $738,000 for the same period in 1999 and increased from $407,000 for the nine-month period ended September 30, 1998 to $1.4 million for the same period in 1999. The increases are the result of higher average balances of cash, cash equivalents and marketable securities primarily due to the proceeds received from the Company's initial public offering in May of 1999 and more favorable interest rates in 1999.

OTHER EXPENSES, NET

         Other expenses, net, which consist primarily of interest expense, decreased from $29,000 for the three months ended September 30, 1998 to $0 for the three months ended September 30, 1999 and increased from $54,000 for the nine months ended September 30, 1998 to $67,000 for the same period in 1999. The increase for the nine-month period ended September 30, 1999 was due to increased borrowings in Q1 and Q2 of 1999 under the Company's equipment line of credit to finance the purchase of capital equipment. The decrease for three-month period ended September 30, 1999 is due to the repayment of the equipment line of credit in May 1999 with proceeds from the Company's initial public offering.

PROVISION FOR INCOME TAXES

         The Company has substantial net operating loss carryforwards available to reduce future federal and state income taxes, if any. The Company recorded a provision for income taxes in the amount of $26,000 and $46,000 for the three and nine month periods ended September 30, 1999 for minimum federal and state tax liabilities.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations and capital requirements from the sale of preferred stock and equity securities, borrowings under an equipment line of credit and revenue. At September 30, 1999, the Company had $41.3 million in working capital and $55.8 million in cash, cash equivalents and marketable securities. At December 31, 1998, the Company had $12.2 million in working capital and $13.6 million in cash and cash equivalents.

         The Company's operating activities provided cash in the amount of $1.0 million for the nine month period ended September 30, 1999, and used $1.7 million in cash for the same period in 1998. The cash provided by operating activities for the nine month period ended September 30, 1999 was primarily attributable to net income for the period and increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable, inventory, prepaid expenses and other current assets.

         The Company completed its initial public offering (the "Offering") of 3,852,500 shares of its common stock in May 1999, including 502,500 shares issued in connection with the exercise of the underwriters' over-allotment option on the Offering date. These shares were offered to the public at $13 per share, which net of Offering expenses and the $0.91 per share underwriting discount, resulted in net proceeds of $45.6 million. In addition, the Company sold 500,000 shares of common stock in a concurrent private placement that was not underwritten at a price of $12.09 per share, resulting in net proceeds of $6.0 million. Concurrent with the Offering, all of the Class A Redeemable Preferred Stock was redeemed resulting in cash payments totaling $8.6 million. Proceeds from the Offering were used to repay bank debt of $1.2 million in May 1999. Also, portions of the Offering proceeds were used to purchase $23.5 million in short-term marketable securities and $14.2 million in long-term marketable securities as of September 30, 1999.

         The Company has a $2.5 million revolving line of credit facility and a $1.0 million equipment line of credit facility with a bank. Borrowings under both facilities bear interest at the bank's prime rate plus .25% and expire in February 2000. As of September 30, 1999 the Company had no borrowings under either facility.

         Capital expenditures for the nine months ended September 30, 1999 were $1.3 million, compared to $426,000 for the same period in 1998. The Company intends to continue investing in capital expenditures which will include enhancing and expanding the Company's operational infrastructure, research and development tools and financial and management information systems. The Company expects such expenditures to be funded out of the Offering proceeds, working capital or the Company's bank facilities.

         Management believes that the Company's cash, cash equivalents, short-term marketable securities, and cash generated from operations will be sufficient to meet the Company's needs for at least the next 12 months.

FACTORS AFFECTING FUTURE RESULTS

MAKER HAS A LIMITED OPERATING HISTORY AND LIMITED PROFITABILITY

         Maker was incorporated in 1994 and did not begin shipping products in volume until 1997. The Company has a limited operating history upon which investors may evaluate it and its prospects. Although Maker's revenues have increased in recent years, and revenues for recent quarters have exceeded revenues for the same quarter for the prior year, Maker achieved profitability for the first time in the second quarter of 1999. In 1998, the Company incurred a net loss of $3.8 million for the year. Maker intends to increase its operating expenses significantly in 1999, particularly in research and development and sales and marketing. The Company's operating results will be adversely affected if its revenues do not increase significantly over the same period. Maker may not be able to maintain profitability on a quarterly or an annual basis.

MAKER EXPERIENCES FLUCTUATIONS IN ITS OPERATING RESULTS DUE TO A NUMBER OF FREQUENTLY CHANGING BUSINESS CONDITIONS

         The Company has experienced fluctuations in its operating results in the past and expects such fluctuations to occur in the future due to a variety of factors. These factors include:

-        changes in demand by the end user for Maker's customers' products;

- timing and amount of orders from Maker's customers, including cancellations and reschedulings;

- the gain or loss of significant customers, including as a result of industry consolidation;

- changes in the mix of products sold by Maker, including the mix between processors and development tools and application software;

- timing of "design wins" with related software application and development tool revenue, which have much greater average selling prices than individual communications processors;

-        market acceptance of Maker's current and new products;

-        new product introductions by Maker or its competitors;

-        variability of Maker's customers' product life cycles;

- erosion of average selling prices due to a number of factors, including Maker's customers reaching volume production, rapid technological change, price/performance enhancements and product obsolescence;

- cancellations, changes or delays of deliveries to Maker by its suppliers, including the availability and terms of foundry capacity;

-        the cyclical nature of the semiconductor industry;

- significant increases in expenses associated with the expansion of operations; and

-        general economic conditions.

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

MAKER'S FUTURE SUCCESS DEPENDS UPON ITS CUSTOMERS' ACCEPTANCE OF ITS PROCESSORS AS AN ALTERNATIVE TO TRADITIONAL SOLUTIONS

         Maker's future prospects depend on the acceptance of programmable communications processors as an alternative to fixed-function devices and general purpose processors traditionally used by communications systems vendors. Maker would be materially and adversely affected if:

- communications systems vendors do not accept programmable communications processors;

- communications systems vendors develop or acquire the technology to develop such components internally rather than purchase Maker's products; or

- Maker is otherwise unable to develop strong relationships with communications systems vendors.

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

MAKER'S FAILURE TO INTRODUCE NEW PRODUCTS ON A TIMELY BASIS COULD DIMINISH ITS ABILITY TO ATTRACT AND MAINTAIN CUSTOMERS

         The communications systems industry is characterized by rapidly changing technology, frequent product introductions and evolving industry standards. The Company's products are based on these continually evolving industry standards. New standards and protocols could render Maker's existing products unmarketable or obsolete. The Company may not be able to successfully design and manufacture new products that comply with these standards and protocols. Specifically, Maker's future performance depends on a number of factors, including its ability to:

- identify target markets and emerging technological trends in these markets, including new standards and protocols;

-        define new products accurately;

- develop and maintain competitive products by improving performance and adding innovative features that differentiate Maker's products from those of its competitors;

-        bring products to market on a timely basis at competitive prices; and

- respond effectively to new technological changes or new product announcements by others.

         Maker cannot assure investors that the design and introduction schedules for any additions and enhancements to its existing and future products will be met, that these products will achieve market acceptance or that Maker will be able to sell these products at average selling prices that are favorable to the Company.

MAKER'S FUTURE SUCCESS IS DEPENDENT ON THE RELEASE AND THE ACCEPTANCE OF ITS NEW PRODUCTS

         Maker announced its newest product, the MXT5100 Edge Stream Processor, in November 1999. The Company announced the addition of its MXT4400 Traffic Stream Processor in March 1999 and commenced shipping limited production quantities in September 1999. Maker cannot assure investors that these new products will perform as anticipated. Maker's failure to release these products on schedule or the failure of these products to meet Maker's customers' expectations would materially and adversely affect the Company. Maker does not expect to receive significant revenues from the MXT5100 in 1999, and cannot assure investors that future revenues will be sufficient to recover the costs associated with its development.

         Products as complex as those developed by the Company frequently contain errors, defects and bugs when first introduced or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could require significant expenditures of capital and resources and significantly delay or hinder market acceptance of such products. This could damage the Company's reputation and adversely affect its ability to retain its existing customers and to attract new customers.

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

         Maker's relationships with many of its manufacturers' representatives have been established within the last couple of years, and the Company is unable to predict the extent to which some of these representatives will be successful in marketing and selling its products. Maker cannot assure investors that its current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that Maker will be able to obtain orders from new customers.

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

         Intel has announced an intention to expand its presence in the networking business, and has acquired Level One Communications, one of Maker's former stockholders. The Company had an agreement with Level One that required Maker to disclose to Level One's successors, early versions of technology incorporated into its MXT3010 Cell Processor, MXT3020 Co-Processor and related software applications. Maker's agreement with Level One did not permit this technology to be incorporated in a product that competes with the Company.

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

         Maker's ability to compete successfully in the rapidly evolving area of high-performance communications processors depends on factors both within and outside the Company's control, including:

-        performance;

-        price;

-        features and functionality;

-        adaptability of products to specific applications;

-        support of product differentiation by Maker's customers;

-        length of development cycle;

-        design wins with major communications systems vendors;

-        support for new communications standards and protocols;

-        reliability;

-        technical service and support; and

- protection of products by effective utilization of intellectual property laws.

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

MAKER DEPENDS ON OUTSIDE MANUFACTURERS TO MAKE ITS PRODUCTS

         Maker currently outsources all manufacturing, assembly and test of its communications processors to three outside foundries. In 1998 and 1999, substantially all of the Company's manufacturing was outsourced to IBM, who is also a competitor. In addition, each of Maker's processors is manufactured for the Company by only one supplier. These suppliers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to Maker on short notice. There are other significant risks associated with the Company's reliance on outside foundries, including:

- the lack of assured semiconductor wafer supply and control over delivery schedules;

- the unavailability of, or delays in obtaining access to, key process technologies;

- limited control over quality assurance, manufacturing yields and production costs; and

-        penalties for failure to achieve targeted volume commitments.

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

MAKER NEEDS TO PROTECT ITS INTELLECTUAL PROPERTY AND AVOID INFRINGEMENT OF THE INTELLECTUAL PROPERTY OF OTHERS

         Maker's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its products and development and testing tools. In particular, the rapidly evolving nature of the semiconductor industry requires that companies continually seek and maintain patent protection of their technology. To that end, the Company has obtained several domestic patents and has several foreign patent applications on file. Maker intends to continue to seek patents on its inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. Maker cannot ensure that:

-        patents will issue from currently pending or future applications;

- its existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to the Company;

- foreign intellectual property laws will protect its intellectual property rights; or

- others will not independently develop similar products, duplicate its products or design around any patents issued to the Company.

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

THE PRICE OF MAKER'S COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY

         The market for securities of high technology companies in the semiconductor and communications systems industries has been highly volatile. It is likely that the price of Maker's common stock will fluctuate widely in the future. Factors affecting the trading price of Maker's common stock include:

-        responses to quarter-to-quarter variations in operating results;

- announcements of technological innovations or new products by Maker or its competitors;

-        general conditions in the communications system market; and

-        changes in earnings estimates by analysts.

CERTAIN FACTORS MAY DELAY OR PREVENT A CHANGE OF CONTROL TRANSACTION

         Delaware corporate law contains, and the Company's certificate of incorporation and by-laws contain, provisions that could have the effect of delaying, deferring or preventing a change in control of the Company on terms which investors may deem advantageous. These provisions could limit the price that investors might be willing to pay in the future for shares of Maker common stock. These provisions:

- authorize the issuance of "blank check" preferred stock (preferred stock which the Company's board of directors can create and issue without prior stockholder approval) with rights senior to those of common stock;

-        provide for a board of directors with staggered terms;

-        prohibit stockholder action by less than unanimous written consent; and

- establish advance notice requirements for proposing matters that can be acted upon by stockholders at a meeting.

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

STATE OF READINESS

         Maker has developed a comprehensive plan to continue to reduce the probability of operational difficulties due to Year 2000 related failures. Maker has completed 100% of the Year 2000 issue identification process and has completed remediation of any Year 2000 issues that have been identified to-date.

INTERNAL SYSTEMS (IT)

         The process Maker is following to achieve Year 2000 compliance for internal IT systems is as follows:

-        develop an inventory of all IT components (hardware, software)
-        determine the Y2K compliance status of each
- determine the importance of Y2K compliance for each component (implications of failure)
-        prioritize non-compliant components based on importance
- determine method to be used to achieve compliance for each component (modify, replace, cease use)
-        complete the planned action
-        test the component

         The inventory of all IT components in use throughout the Company has been completed and the initial assessment of Y2K status for all mission critical components has been completed. As a small company, the systems for business transactions and accounting are not highly automated. Maker's assessment indicates that the primary system for performing these functions is Year 2000 compliant. In addition, there are a small number of other business applications in use in the Company that are less critical. Through a combination of modification, replacement, and decommissioning Maker has achieved Y2K compliance on these applications. Maker has also completed an assessment of its IT infrastructure (servers, networks, phone systems, system software) and has completed remediation of all Year 2000 issues that have been identified. Maker intends to continue testing critical components of infrastructure and applications through December 1999 to gain the highest level of assurance possible as to their Y2K readiness.

SUPPLIERS/CUSTOMERS

         The Company is in the process of communicating with its external vendors to gain an understanding of their state of readiness to maintain an uninterrupted supply of goods and services to Maker. The Company has sent letters to all of its major vendors outlining its approach towards the Year 2000 issue and is asking for their commitment to resolve any issues they may have. This includes Maker's critical vendors which are defined as one who's inability to continue to provide goods and services would have a serious adverse impact on its ability to produce, deliver, and collect payment for its products. Maker also has asked them to complete a short questionnaire on Year 2000 readiness and to inform Maker of any known compliance issues. As of this date, all critical vendors have provided written confirmation of their Y2K readiness.

         In addition to vendors, the Company has also investigated the Y2K readiness of its key customers. Even though Maker's customer base is comprised of large, established and highly sophisticated companies, Maker is in the process of surveying those customers, which in the past have individually accounted for greater than ten percent of the Company's revenue, for written statements of their Y2K readiness. Maker expects to have this survey completed by November 30, 1999.

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

         The Company continues to evaluate the risks associated with potential Year 2000 related failures. As it better understands the risks within its internal business systems, the Company is developing a formal contingency plan to alleviate the impact of high potential or serious failure. The components of this plan include inventory levels, alternative suppliers and backup systems. Until the contingency plan is completed, the Company does not possess the information necessary to estimate the potential impact of

Year 2000 compliance issues relating to its IT systems, non-IT systems, its vendors, its customers and other parties.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         As of September 30, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are in money market accounts, short-term, investment-grade commercial paper, corporate bonds, and government securities, carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a) SALES OF UNREGISTERED SECURITIES. In the quarter ended September 30,1999, the Company issued the following securities which have not been registered under the Securities Act of 1933:

         For the quarter ended September 30, 1999, the Company issued an aggregate of 100 shares of its common stock upon the exercise of options at an exercise price of $.30 per share. The sale of securities in this paragraph was deemed to be exempt from the registration requirements of the Securities Act of 1933 in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act of 1933 as transactions by an issuer pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. On September 17, 1999, the Company filed a Registration Statement on Form S-8.

         (d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On May 14, 1999, the Company completed an initial public offering of its common stock, $.01 par value. After deducting the underwriting discounts and commissions and other expenses, the Company received net aggregate proceeds from the Offering of approximately $45,634,000. In May 1999, the Company used approximately $1,243,000 of the proceeds to repay the balance outstanding under its bank debt and used approximately $8,635,000 to redeem the Class A Redeemable Preferred Stock. The remaining proceeds were invested in cash equivalents and marketable securities. As of September 30, 1999, the remaining proceeds continued to be invested in cash equivalents and marketable securities. The balance of the proceeds will be used for general corporate purposes, including working capital and purchases of capital equipment. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.


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


                                    MAKER COMMUNICATIONS, INC.
                                    (Registrant)



      Date:  November 11, 1999      By: /s/ Michael Rubino
             -----------------          ----------------------------------
                                    Michael Rubino
                                    Vice President, Finance and Operations,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)